Form 10-K
period 2006-12-31
Alternative Loan Trust 2006-OC6
filed 2007-03-27
CIK 1369463

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:   December 31, 2006
                                 -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ---------------  -------------

             Commission file number of Issuing Entity: 333-131630-40
                                                       -------------

                        Alternative Loan Trust 2006-OC6,
               Mortgage Pass-Through Certificates, Series 2006-OC6
               ---------------------------------------------------
           (Exact name of Issuing Entity as Specified in Its Charter)

                 Commission file number of Depositor: 333-131630
                                                      ----------

                                   CWALT, Inc.
                                   -----------
              (Exact name of Depositor as Specified in Its Charter)

                          Countrywide Home Loans, Inc.
                          ----------------------------
               (Exact name of Sponsor as Specified in Its Charter)

              Delaware                                   87-0698307
-------------------------------           --------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No. of
Incorporation or Organization of          the Depositor)
the Depositor)

c/o     Countrywide Home Loans Servicing LP
        4500 Park Granada
        Calabasas, California                              91302
--------------------------------------    --------------------------------------
(Address of Principal Executive Offices                  (Zip Code)
of the Depositor)

Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                    [ ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.              [ ] Yes [X] No

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                    [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      [ ] Yes  [X] No

     The Registrant has no voting or non-voting common equity held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                      * * *


     This Annual Report on Form 10-K (the "Report") is filed with respect to the trust entitled Alternative Loan Trust 2006-OC6 (the "Issuing Entity") formed pursuant to the pooling and servicing agreement dated as of July 1, 2006 (the "Pooling and Servicing Agreement") among CWALT, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as a seller (a "Seller"), Park Granada LLC, as a seller (a "Seller"), Park Sienna LLC, as a seller (a "Seller"), Park Monaco Inc., as a seller (a "Seller"), Countrywide Home Loans Servicing LP, as master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of Mortgage Pass-Through Certificates, Series 2006-OC6 (the "Certificates").

                                     PART I


Item 1.        Business.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1A.       Risk Factors.

               Omitted as permitted by Instruction J to Form 10-K.

Item 1B.       Unresolved Staff Comments.

               Not Applicable.

Item 2.        Properties.

               Omitted as permitted by Instruction J to Form 10-K.

Item 3.        Legal Proceedings.

               Omitted as permitted by Instruction J to Form 10-K.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Omitted as permitted by Instruction J to Form 10-K.

                                     PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted as permitted by Instruction J to Form 10-K.

Item 6.        Selected Financial Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted as permitted by Instruction J to Form 10-K.

Item 7A        Quantitative and Qualitative Disclosures about Market Risk.

               Omitted as permitted by Instruction J to Form 10-K.

Item 8.        Financial Statements and Supplementary Data.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9A.       Controls and Procedures.

               Omitted as permitted by Instruction J to Form 10-K.

Item 9B.       Other Information.

               None.

                                    PART III


Item 10.       Directors, Executive Officers and Corporate Governance.

               Omitted as permitted by Instruction J to Form 10-K.

Item 11.       Executive Compensation.

               Omitted as permitted by Instruction J to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted as permitted by Instruction J to Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted as permitted by Instruction J to Form 10-K.

Item 14.       Principal Accountant Fees and Services.

               Omitted as permitted by Instruction J to Form 10-K.

                                     PART IV

Item 15.       Exhibits and Financial Statement Schedules.

               (a)  (1)  Not applicable.

                    (2)  Not applicable.

                    (3)  The required exhibits are as follows:

                         o Exhibit 3(i): Copy of Company's Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-110343))

                         o    Exhibit 3(ii): Copy of Company's By-laws (Filed as
                              Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-110343))

                         o Exhibit 4: Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on August 10, 2006 under the Commission file number of the Issuing Entity)

                         o    Exhibit 31(ii): Rule 15d-14(d) Certification

                         o Exhibit 33.1: Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

                         o Exhibit 33.2: Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

                         o Exhibit 34.1: Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

                         o Exhibit 34.2: Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of the Trustee

                         o Exhibit 35: Servicer Compliance Statement of the Master Servicer

               (b)  See subparagraph (a)(3) above.

               (c)  Not applicable.

                             ADDITIONAL INFORMATION


Item 1112(b) of Regulation AB.     Financial Information of Significant
                                   Obligors.

               Not Applicable.


Item 1114(b)(2) of Regulation AB.  Financial Information of Significant
                                   Enhancement Providers.

               Not Applicable.


Item 1115(b) of Regulation AB.     Financial Information of Certain Entities
                                   Providing Derivative Instruments.

               Not Applicable.


Item 1117 of Regulation AB.        Legal Proceedings.

               None.


Item 1119 of Regulation AB.        Affiliations and Certain Relationships and
                                   Related Transactions.

               The information required by Item 1119 of Regulation AB was previously filed with the U.S. Securities and Exchange Commission in the prospectus supplement filed under Rule 424(b) of the Securities Act of 1933, as amended, for Alternative Loan Trust 2006-OC6.

Item 1122 of Regulation AB.        Compliance with Applicable Servicing
                                   Criteria.

                  See Exhibits 33.1, 33.2, 34.1 and 34.2 to this Form 10-K.


Item 1123 of Regulation AB.        Servicer Compliance Statement.

                  See Exhibit 35 to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALTERNATIVE LOAN TRUST 2006-OC6

                         By:  Countrywide Home Loans Servicing LP,
                              as Master Servicer

                              By:  Countrywide GP, Inc.


                                   By:  /s/ Steve Bailey
                                        --------------------------
                                        Name:  Steve Bailey
                                        Title: Senior Managing Director,
                                               Loan Administration

                                        Date:  March 27, 2007

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other proxy soliciting material with respect to the Issuing Entity or the Depositor has been, or will be, sent to security holders.

                                  EXHIBIT INDEX


Exhibit        Document
-------        --------


3(i) Company's Certificate of Incorporation (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (File No. 333-110343))*

3(ii) Company's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (File No. 333-110343)*

4 Pooling and Servicing Agreement (Filed as part of the Current Report on Form 8-K filed on August 10, 2006 under the Commission file number of the Issuing Entity)*

31(ii)         Rule 15d-14(d) Certification

33.1 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for Countrywide Financial Corporation

33.2 Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities for the Trustee

34.1 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of Countrywide Financial Corporation

34.2 Attestation Report on Assessment of Compliance With Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP on behalf of the Trustee

35             Servicer Compliance Statement of the Master Servicer

----------

*    Incorporated herein by reference.